Form 10-Q
period 1996-03-31
CAPITAL APPRECIATION PLUS L P I
filed 1996-05-15
CIK 832990

SUMMARIZED FINANCIAL INFORMATION

   The following three financial statements (i.e. the Statement of Financial Condition of Capital Appreciation Plus L.P. I (the "Partnership") at March 31, 1996 and at December 31, 1995, and the Statement of Operations for the three months ended March 31, 1996 and 1995, and the Statement of Changes in Partners'Capital for the three months ended March 31, 1996 and 1995, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods indicated. Information as of March 31, 1996 and 1995 is unaudited. It is recommended that these financial statements are read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). These results are not necessarily indicative of results for a full year.



                 CAPITAL APPRECIATION PLUS L.P. I
                 STATEMENT OF FINANCIAL CONDITION

                               (Unaudited)           (Audited)
                                March 31,           December 31,
                                 1996                  1995

ASSETS:

Equity in commodities futures
     trading account:          $  86,979            $  62,067
     Cash                          6,798                6,964
Interest receivable                  686                  133
Fee rebates receivable             5,704                    0

TOTAL ASSETS                   $ 100,167            $  69,164

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Accrued custodian/service fees       500                1,500
Accrued fixed rate fee               437                2,459
Administration fee payable         2,035               14,397
Redemptions payable                    0                1,022

TOTAL LIABILITIES              $   2,972             $ 19,378

PARTNERS' CAPITAL
 General Partner                  19,983               10,406
   (500 Units outstanding)
 Limited Partners                 77,212               39,380
   (1932 and 1945 Units
   outstanding at 3/31/96 and
   12/31/95 respectively)

 TOTAL PARTNERS' CAPITAL          97,195                49,786

TOTAL LIABILITIES AND          $ 100,167              $ 69,164
PARTNERS' CAPITAL

NET ASSET VALUE PER UNIT       $   39.97              $  20.45




                       CAPITAL APPRECIATION PLUS L.P. I
                          STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                     Three Months Ended
                                                   March 31,      March 31,
                                                     1996           1995
  REVENUES:

  Gains (losses) on trading futures contracts
     and options on futures:
     Realized gains (losses) on closed positions   $ 26,716      $  14,779
     Net change in unrealized gains (losses)         20,606        (29,899)

     Net realized and unrealized gains (losses)    $ 47,322      $ (15,120)
     Interest Income                                    807          1,305

          Total Revenue                            $ 48,129      $ (13,815)


  EXPENSES

  Miscellaneous fees                                 (2,119)         1,737
  Custodial and Administrative Fees                   3,500          4,500
  Execution Fees                                        437          1,060
  Management Fees                                    (1,475)         1,590

          Total Expenses                           $    343      $   8,887

  Net Income (loss)                                $ 47,786      $ (22,702)

  Net Income (loss) per weighted average unit
   of partnership interest                         $  19.59      $   (7.99)




                     CAPITAL APPRECIATION PLUS L.P. I

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 1996
        AND FOR THE PERIOD FROM JANUARY 1, 1995 TO MARCH 31, 1995



                         Units of               (Unaudited)
                        Partnership    Limited     General       Total
                         Interest      Partners    Partner

    Partners' Capital      2,445        $39,380   $10,406      $49,786
       January 1, 1996

    Net Income                          $37,991   $ 9,795      $47,786

    Redemptions              (13)       $  (377)               $  (377)

    Partners' Capital      2,432        $76,994   $20,201      $97,195
       March 31, 1996



    Partners' Capital
       January 1, 1995     2,853       $187,209   $39,816     $227,025

    Net Income                         $(18,656)  $(4,046)    $(22,702)

    Redemptions              (49)      $( 3,498)              $( 3,498)

    Partners' Capital
       March 31, 1995      2,804       $165,055   $35,770     $200,825




                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                        RESULTS OF OPERATIONS

   Total assets of the Partnership at March 31, 1996 were approximately $100,167, an increase from the December 31, 1995 level due to trading profits exceeding the payment of accrued expenses. Partnership capital likewise increased proportionately.

   Operating results during the Partnership's first quarter of 1996 were favorable with net profits of $47,786. The operating results reflect a net trading profit of approximately $47,322 and interest income of approximately $807. As a result, the Net Asset Value of a Unit of Limited Partnership Interest increased $19.52 per Unit from operations during the three month period ended March 31, 1996, achieving a Net Asset Value of $39.97 per Unit as of March 31, 1996.



                                 Part II

                            OTHER INFORMATION

          Item 1          Legal Proceeding
                             none

          Item 2          Changes in Securities
                             not applicable

          Item 3          Defaults upon senior securities
                             not applicable

          Item 4          Submission of matters to a vote of security holders
                             not applicable

          Item 5          Other information
                             none

          Item 6          Exhibits and reports on Form 8-K
                             (a) Exhibits:  none
                             (b) Reports on Form 8-K:  none



                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Registrant
                                   By:  Lamborn Commodity Pool
                                        Management, Inc.
                                        The General Partner



   Date: May 15, 1996              BY:  George D. F. Lamborn
                                        President


   The General Partner, which signed above, is the only party authorized to act for the registrant. The registrant has no principal financial officer or chief accounting officer.