Form 10-Q
period 1996-06-30
CAPITAL APPRECIATION PLUS L P I
filed 1996-08-15
CIK 832990

SUMMARIZED FINANCIAL INFORMATION

The following three financial statements (i.e. the Statement of Financial Condition of Capital Appreciation Plus L.P. I (the "Partnership") at June 30, 1996 and at December 31, 1995, and the Statement of Operations for the three months and six months periods ended June 30, 1996 and 1995, and the Statement of Changes in Partners' Capital for the six months ended June 30, 1996 and 1995, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods indicated. Information as of June 30, 1996 and 1995 is unaudited. It is recommended that these financial statements are read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). These results are not necessarily indicative of results for a full year.



                           CAPITAL APPRECIATION PLUS L.P. I
                           STATEMENT OF FINANCIAL CONDITION

                                        (Unaudited)            (Audited)
                                          June 30,             December 31,
                                            1996                  1995
ASSETS:
 Equity in commodities futures
        trading account:                $  80,803            $  62,067
 Cash                                       8,698                6,964
 Interest Receivable                        1,704                  133
 Fee rebates receivable                     4,229                    0

               TOTAL ASSETS             $  95,434            $  69,164

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accrued custodian/service fees         $     500            $   1,500
 Accrued fixed rate fee                   (   496)               2,459
 Administration fee payable                 3,535               14,397
 Redemptions payable                        1,171                1,022

               TOTAL LIABILITIES        $   4,710            $  19,378

PARTNERS' CAPITAL
   General Partner
      (500 Unites outstanding)          $  18,893            $  10,406
   Limited Partners                        71,831               39,380
      (1901 and 1945 Units
       outstanding at 6/30/96 and
       12/31/95 respectively)

      TOTAL PARTNERS' CAPITAL           $  90,724            $  49,786

TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                $  95,434            $  69,164

NET ASSET VALUE PER UNIT                $   37.79            $   20.45



                    CAPITAL APPRECIATION PLUS L.P. I
                        STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                Three Months Ended       Six Months Ended
                                June 30,  June 30,       June 30,   June 30,
                                  1996      1995           1996       1995
REVENUES
Gains (losses) on trading
     futures contracts and
     options on futures:
  Realized gains (losses)
     on closed positions:      $ (4,652)  (79,856)     $ 22,064     (65,076)
  Net change in unrealized
     gains (losses):              1,976       0          22,582     (29,899)
  Net realized and unrealized
     gains (losses):           $ (2,676)  (79,856)     $ 44,646     (94,975)
  Interest income:                1,018     1,402         1,825       2,707

      TOTAL REVENUE            $ (1,658)  (78,454)     $ 46,471     (92,268)


EXPENSES
  Miscellaneous fees           $    100     1,638      $ (2,019)      3,375
  Custodial/Administrative Fees   3,000     4,500         6,500       9,000
  Execution Fees                    542       738           979       1,798
  Management Fees                     0     1,107        (1,475)      2,697

       TOTAL EXPENSES          $  3,642     7,983      $  3,985      16,870

NET INCOME (LOSS)              $ (5,300)  (86,437)     $ 42,486    (109,138)

Net Income (Loss) per weighted
  average unit of partnership
  interest:                    $ ( 2.18)   (32.77)        17.45      (39.96)





                     CAPITAL APPRECIATION PLUS L.P. I

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM JANUARY 1, 1996 TO JUNE 30, 1996
         AND FOR THE PERIOD FROM JANUARY 1, 1995 TO JUNE 30, 1995

                    Units of             (Unaudited)
                    Partnership    Limited      General     Total
                    Interest       Partners     Partner

Partners' Capital   2445           39,380       10,406      49,786
January 1, 1996

Net Income                         33,999        8,487      42,486

Redemptions         ( 44 )         (1,548 )                 (1,548 )

Partners' Capital   2401           71,831       18,893      90,724
June 30, 1996




Partners' Capital
January 1, 1995     2853          187,209       39,816      227,025

Net Income                        (89,177)     (19,961)    (109,138)

Redemptions         (294)         (15,879)                  (15,879)

Partners' Capital
June 30, 1995       2559           82,153       19,855      102,008



                          RESULTS OF OPERATIONS

Total assets of the Partnership at June 30, 1996 were approximately $95,434. Partnership capital at June 30, 1996 was approximately $90,724.

Operating results during the Partnership's second quarter of 1996 were unfavorable with net losses of $5,300. The operating results reflect a net trading loss of approximately $2,676 and interest income of approximately $1,018. As a result, the Net Asset Value of a Unit of Limited Partnership Interest decreased $2.18 per Unit from operations during the three month period ended June 30, 1996, achieving a Net Asset Value of $37.79 per Unit as of June 30, 1996.


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


                                      Registrant

                                      By:  Lamborn Commodity Pool
                                           Management, Inc.
                                           The General Partner


Date: August 14, 1996                 BY:  George D. F. Lamborn
                                           President



The General Partner, which signed above, is the only party authorized to act for the registrant. The registrant has no principal financial officer or chief accounting officer.