Form 10-Q
period 1996-09-30
CAPITAL APPRECIATION PLUS L P I
filed 1996-11-20
CIK 832990

SUMMARIZED FINANCIAL INFORMATION

The following three financial statements (i.e. the Statement of Financial Condition of Capital Appreciation Plus L.P. I (the "Partnership") at September 30, 1996 and at December 31, 1995, and the Statement of
Operations for the three months and nine months periods ended September
30, 1996 and 1995, and the Statement of Changes in Partners' Capital for the nine months ended September 30, 1996 and 1995, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods indicated. Information as of September 30, 1996 and 1995 is unaudited. It is recommended that these financial statements are read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). These results are not necessarily indicative of results for a full year.



                    CAPITAL APPRECIATION PLUS L.P. I
                    STATEMENT OF FINANCIAL CONDITION

                                         (Unaudited)              (Audited)
                                          Sept. 30,              December 31,
                                            1996                    1995
                                         ---------               ---------
ASSETS:

Equity in commodities futures
     trading account:                     $ 84,147                  62,067
     Cash                                    8,022                   6,964
Interest receivable                          2,967                     133
Fee rebates receivable                       4,229                       0
                                         ---------               ---------
        TOTAL ASSETS                      $ 99,365                  69,164
                                         =========               =========
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Accrued custodian/service fees                 500                   1,500
Accrued fixed rate fee                         122                   2,459
Administration fee payable                   5,035                  14,397
Redemptions payable                            208                   1,022
                                         ---------               ---------
        TOTAL LIABILITIES                 $  5,865                  19,378
                                         =========               =========
PARTNERS' CAPITAL
General Partner                             19,585                  10,406
        (500 Units outstanding)
Limited Partners                            73,915                  39,380
        (1901 and 1945 Units
        outstanding at 6/30/96 and
        12/31/95 respectively)
                                         ---------               ---------
          TOTAL PARTNERS' CAPITAL           93,500                  49,786
                                         =========               =========
          TOTAL LIABILITIES AND           $ 99,365                  69,164
                PARTNERS' CAPITAL        =========               =========
NET ASSET VALUE PER UNIT                    $39.17                  $20.45
                                         =========               =========



                         CAPITAL APPRECIATION PLUS L.P. I
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                    Three Months Ended     Nine Months Ended
                                   Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                       1996       1995        1996       1995
REVENUES:

Gains (losses) on trading futures
   contracts and options on futures:
     Realized gains (losses) on
       closed positions                32,331    14,047      54,395  ( 51,028)
     Net change in unrealized
       gains(losses)                  (25,413)  ( 4,077)    ( 2,831) ( 33,977)
                                      -------   -------     -------   -------
     Net realized and unrealized
       gains(losses)                    6,918     9,970      51,564  ( 85,005)
     Interest Income                    1,263       909       3,088     3,616
                                      -------   -------     -------   -------
          Total Revenue                 8,181    10,879      54,652  ( 81,389)
                                      =======   =======     =======   =======

EXPENSES

Miscellaneous fees                      1,075     1,639     (   982)    5,014
Custodial and Administrative Fees       3,000     4,500       9,500    13,500
Execution Fees                            618       600       1,597     2,398
Management Fees                             0       899     ( 1,475)    3,596
                                      -------   -------     -------   -------
          Total Expenses                4,693     7,638       8,640    24,508
                                       ======   =======     =======   =======
Net Income(loss)                       3,488     3,241      46,012   (105,897)
                                       ======   =======     =======   =======
Net Income(loss) per weighted average
    unit of partnership interest         1.46      1.29       19.04    -39.45
                                      =======   =======     =======   =======




                   CAPITAL APPRECIATION PLUS L. P. I
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL
         FOR THE PERIOD FROM JANUARY 1, 1996 TO SEPTEMBER 30, 1996 AND FOR THE PERIOD FROM JANUARY 1, 1995 TO SEPTEMBER 30, 1995



                    Units of             (Unaudited)
                    Partnership    Limited      General     Total
                    Interest       Partners     Partner

Partners' Capital   2,445          39,380       10,406      49,786
January 1, 1996

Net Income                         36,794        9,180      45,974

Redemptions         ( 58)         ( 2,260)                  (2,260)

Partners' Capital   2,387          73,914       19,586      93,500
September 30, 1996




Partners' Capital
January 1, 1995      2,853        187,209       39,816      227,025

Net Income                        (86,521)     (19,376)    (105,897)

Redemptions         (  339)       (17,965)                  (17,965)

Partners' Capital    2,514         82,723       20,440      103,163
September 30, 1995





                          RESULTS OF OPERATIONS

Total assets of the Partnership at September 30, 1996 were approximately $99,365. Partnership capital at September 30, 1996 was approximately $93,500.

Operating results during the Partnership's third quarter of 1996 were favorable with net profits of $3,488. The operating results reflect a net trading profit of approximately $6,918 and interest income of approximately $1,263. As a result, the Net Asset Value of a Unit of Limited Partnership Interest increased $1.46 per Unit from operations during the three month period ended September 30, 1996, achieving a Net Asset Value of $39.17 per Unit as of September 30, 1996.


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


                                      Registrant

                                      By:  Lamborn Commodity Pool
                                           Management, Inc.
                                           The General Partner


Date: September 14, 1996                 BY:  George D. F. Lamborn
                                           President



The General Partner, which signed above, is the only party authorized to act for the registrant. The registrant has no principal financial officer or chief accounting officer.